Form 10-Q
period 2008-10-31
AirShares(TM) EU Carbon Allowances Fund
filed 2008-12-22
CIK 1409741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2008.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34213

AirShares™ EU CARBON ALLOWANCES FUND
(Exact name of registrant as specified in its charter)

Delaware	61-6339929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o XShares Advisors LLC
420 Lexington Ave., Suite 2550
New York, New York 10170
(Address of principal executive offices) (Zip code)

(212) 867-7400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

AirShares™ EU Carbon Allowances Fund

Table of Contents

Part I.   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Financial Condition
At October 31, 2008 (Unaudited) and July 31, 2008

	October 31, 2008	July 31, 2008
Assets
Cash	$1,000	$1,000

Shareholders' Equity
Limited Shares	$-	$-
Sponsored Shares	-	-
Additional Paid in Capital	1,000	1,000
Total Shareholders' Equity	$1,000	$1,000

See accompanying notes to condensed statements of financial condition.

AirShares™ EU Carbon Allowances Fund
Notes to Condensed Statements of Financial Condition
For the period ended October 31, 2008 (Unaudited)

NOTE 1.  ORGANIZATION AND BUSINESS

AirShares™ EU Carbon Allowances Fund (the “Fund”) was organized as a statutory trust under the laws of the state of Delaware on August 13, 2007. The Fund is a commodity pool that will issue units of beneficial interest (“Shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).

The investment objective of the Fund is to provide investors with investment results which correspond to the performance of a basket of exchange-traded futures contracts for carbon equivalent emissions allowances (“EUAs”), expiring in December. An EUA is an entitlement to emit one metric tonne, or ton, of carbon dioxide equivalent that is transferable under the European Union Emissions Trading Scheme (the “EU ETS”). The EU ETS is a “cap and trade” emissions trading program established by the European Union in furtherance of the joint commitment of its member states under the Kyoto Protocol to reduce their greenhouse gas emissions. The Kyoto Protocol, which was adopted pursuant to the United Nations Framework Convention on Climate Change, seeks to achieve the stabilization of greenhouse gas concentrations in the atmosphere at a level that would prevent adverse effects on the world’s climate system resulting from human activities. The developed countries that have ratified and are parties to the Kyoto Protocol have committed to adopt national policies and measures intended to return greenhouse gases generally to their 1990 levels. Each such party must meet its commitment over the 5-year period commencing January 1, 2008 and ending December 31, 2012.

The Fund will accomplish its objectives through investments in long positions in ICE Futures ECX Carbon Financial Instrument Futures Contracts (“ECX CFI Futures Contracts”) expiring in December. ECX CFI Futures Contracts have been developed by the European Climate Exchange (the “ECE”) and are listed and admitted to trading on the London-based ICE Platform operated by ICE Futures. These contracts are standardized contractual instruments for futures on deliverable EUAs issued under the EU ETS. Each contract provides for delivery of 1,000 EUAs on a specified date at a specified price.

The Fund may also invest in other EUA futures contracts expiring in December, including those that trade on other exchanges. If the EU ETS is extended beyond 2012, XShares Advisors LLC (the “Sponsor”) will determine and publicly disclose by no later than September 30, 2012 whether it will extend the operation of the Fund beyond December 2012. The Fund will not be actively managed in the sense that it will not engage in activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the value of its portfolio of EUA futures contracts.

XShares Advisors LLC, a Delaware limited liability company, serves as the Sponsor of the Fund. The Sponsor was formed on March 15, 2006. The Sponsor also serves as the commodity pool operator of the Fund. The Sponsor is registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”), and is a member of the National Futures Association (the “NFA”).

On June 30, 2008, the Sponsor contributed seed capital to the Fund in the amount of $1,000. No Shares were issued in connection with the Sponsor’s initial capital contribution. The Sponsor’s initial contribution of seed capital may be redeemed upon the sale of the initial creation basket.

Environmental Capital Management, LLC (“ECM”), an Arizona limited liability company, serves as the Fund’s commodity trading advisor (the “CTA”), with primary responsibility for trading the Fund’s futures contracts and overseeing its foreign currency hedging activities. ECM is registered with the CFTC as a CTA, and is a member of the NFA in such capacity.

The Fund will issue two classes of Shares, “Sponsor’s Shares” and “Limited Shares”. The Sponsor’s capital contributions shall be represented by “Sponsor’s Shares” and a limited owner’s capital contributions shall be represented by “Limited Shares”.

The Fund will issue Limited Shares to authorized purchasers by offering creation baskets consisting of 100,000 Limited Shares (“Creation Baskets”) through a marketing agent. The Fund will commence trading following acceptance of a subscription for an initial order for Creation Baskets from an authorized purchaser, at $25.00 per Limited Share ($2.5 million). After the initial order has been accepted and trading has commenced, the Fund will issue Limited Shares in Creation Baskets on a continuous basis, at a price equal to the Fund’s cost of purchasing assets underlying such Creation Baskets (excluding commissions costs), plus a pro-rata amount attributable to the excess of uninvested cash and accrued but unearned interest over accrued but unpaid expenses. In addition, the authorized purchasers will pay the Fund a transaction fee of $1,000 per Creation Basket for each order. Subsequent to the sale of the initial Creation Basket, Limited Shares can be purchased or sold on a nationally recognized securities exchange in smaller increments. Limited Shares purchased or sold on a nationally recognized securities exchange will not be made at the net asset value (“NAV”) of the Fund but rather at the market prices quoted on such exchange.

The accompanying unaudited condensed statement of financial condition has been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, does not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of the Sponsor, necessary for the fair presentation of the condensed statement of financial condition for the interim period.

At October 31, 2008, the Fund had not generated any revenues since it had not yet commenced operations.

NOTE 2.  ACCOUNTING POLICIES

Revenue Recognition

Futures contracts and forward currency contracts will be recorded on the trade date. All such transactions will be recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statement of financial condition and in the difference between the original contract amount and the market value as of the last business day of the year or as of the last date of the financial statements. Changes in unrealized gains or losses between periods and realized gains or losses on closed contracts will be reflected in the statement of operations. The Fund will earn interest on assets on deposit with the Fund’s futures commission merchant and custodian.

Income Taxes

The Fund will be taxable as a corporation for U.S. federal income tax purposes. Accordingly, it will be liable for U.S. federal income tax, and applicable state taxes, at the Fund level at the current corporate rate of 34% plus the applicable state and local tax rates. The imposition of such taxes will affect the computation of the Fund’s NAV.

Redemptions

Authorized purchasers may redeem Limited Shares from the Fund only in blocks of 100,000 Limited Shares (“Redemption Baskets”). The amount of the redemption proceeds for a Redemption Basket will be equal to the proceeds from the liquidation of futures contracts underlying the Redemption Basket, plus a pro-rata amount attributable to the excess of uninvested cash and accrued but unearned interest over accrued but unpaid expenses. In addition, the authorized purchasers will pay the Fund a transaction fee of $1,000 per Redemption Basket for each order to redeem one or more Redemption Baskets.

Calculation of NAV

The Fund will calculate its NAV on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Shares issued and outstanding. The Fund will use the ICE Futures settlement price on that day to determine the value of contracts held on the ICE Futures exchange. The market value of all open futures contracts traded on any exchange other than ICE Futures will be based upon the settlement price for that particular futures contract traded on the applicable exchange on the trading date.

Use of Estimates

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 entitled “Accounting For Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for fiscal years beginning after December 15, 2006. However, on February 1, 2008, the FASB issued FASB Staff Position (“FSP”) FIN 48-2 entitled “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises” (“FSP FIN 48-2”) which deferred the effective date of FIN 48, for nonpublic enterprises included within the scope of FSP FIN 48-2, to the annual financial statements for fiscal years beginning after December 15, 2007. As of October 31, 2008, the implementation of FIN 48 did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of October 31, 2008, the adoption of SFAS No. 157 did not impact the amounts reported in the financial statements. However, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

NOTE 3.  FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

Management Fee

The Fund will pay the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the NAV of the Fund. The management fee will be paid in consideration of the Sponsor’s services as commodity pool operator and for managing the business and affairs of the Fund. From the management fee, the Sponsor will pay the fees and expenses of the trustee of the Fund (the “Trustee”), the administrator of the Fund (the “Administrator”), the distributor of the Fund (the “Distributor”) and the CTA, and certain ordinary expenses of the Fund, including computer services, legal and accounting fees and expenses, and printing, mailing and duplication costs.

Offering Costs and Ongoing Registration Fees

Expenses incurred in connection with organizing the Fund and the initial offering of the Shares will be paid by the Sponsor. Expenses incurred in connection with the continuous offering of Shares after the commencement of the Fund’s trading operations will be paid by the Fund.

Brokerage Commissions and Fees

The Fund will pay to NewEdge USA, LLC (“NewEdge”), which serves as the Fund’s futures commission merchant (the “Commodity Broker”), all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities.

Extraordinary Fees and Expenses

The Fund will pay all of its extraordinary fees and expenses, if any, as determined by the Sponsor. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses shall also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses will not be deemed extraordinary expenses.

NOTE 4.  CONTRACTS AND AGREEMENTS

The Commodity Trading Advisor

ECM serves as the Fund’s CTA, with primary responsibility for trading the Fund’s futures contracts and overseeing its foreign currency hedging activities. ECM is registered with the CFTC as a CTA, and is a member of the NFA in such capacity.

For its services as the CTA, ECM will receive an initial fee of $25,000 and the greater of an annual minimum charge of $25,000 or an asset charge of 0.1% on the first $250 million of assets and 0.05% thereafter.

The Commodity Broker

NewEdge serves as the Commodity Broker to execute and clear the Fund’s futures transactions and provide other brokerage-related services. New Edge may execute foreign exchange or other over the counter transactions with the Fund, as principal.

A variety of executing brokers selected by the Sponsor may execute futures transactions on behalf of the Fund. The executing brokers will give-up all such transactions to NewEdge, which will serve as the Commodity Broker. On average, total charges paid to the Commodity Broker are expected to be less than $17.50 per round-turn trade.

The Administrator

The Sponsor, on behalf of the Fund, has appointed Brown Brothers Harriman & Co. (“BBH&Co.”) as the Administrator of the Fund. The Sponsor, the Fund and BBH&Co. have entered into an Administrative Agency Agreement in connection therewith. Pursuant to the terms of the Administrative Agency Agreement and under the supervision and direction of the Sponsor, BBH&Co. prepares and files certain regulatory filings on behalf of the Fund. BBH&Co. may also perform other services for the Fund pursuant to the Administrative Agency Agreement as mutually agreed upon by the Sponsor, the Fund and BBH&Co. from time to time. BBH&Co. also serves as the transfer agent of the Fund pursuant to the Administrative Agency Agreement.

The Custodian

BBH&Co. serves as the custodian of the Fund (the “Custodian”), and the Fund and BBH&Co. have entered into a Custodian Agreement in connection therewith. Pursuant to the terms of the Custodian Agreement, BBH&Co. is responsible for the holding and safekeeping of assets delivered to it by the Fund, and performing various administrative duties in accordance with instructions delivered to BBH&Co. by the Fund.

For its services as both the Administrator and the Custodian to the Fund, the Sponsor will pay BBH&Co. the greater of an annual minimum charge of $175,000 or an asset charge of 0.08% on the first $1 billion of assets and 0.0615% thereafter.

The Trustee

Wilmington Trust Company, a Delaware banking corporation, is the sole Trustee of the Fund. The Trustee’s duties and liabilities with respect to the offering of the Shares and the management of the Fund are limited to its express obligations under the Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Declaration”).

The Trust Declaration provides that the Trustee is compensated by the Sponsor, and is indemnified by the Sponsor against any expenses it incurs relating to or arising out of the formation, operation or termination of the Fund, or the performance of its duties pursuant to the Trust Declaration, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee.

The Distributor

The Sponsor, on behalf of the Fund, has appointed ALPS Distributors, Inc. (“ALPS”) to assist the Sponsor and BBH&Co., in its capacity as the Administrator, with certain functions and duties relating to the creation and redemption of blocks of 100,000 Limited Shares (“Baskets”), including receiving and processing orders from authorized purchasers to create and redeem Baskets, coordinating the processing of such orders and related functions and duties.

For its services as Distributor to the Fund, the Sponsor agrees to pay ALPS a fee in an amount to be agreed upon from time to time. ALPS will waive all fees for the first two years of the contract.

NOTE 5.  FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Market Risk

The Fund will hold EUA futures contracts, as well as cash and short-term fixed income debt securities as a result of the inherent leverage in a futures position. Because of the limited diversification of the Fund’s assets, fluctuations in the value of the underlying EUA futures contracts are expected to greatly affect the price of the Shares. The market risk to be associated with the Fund’s commitments to purchase commodities will be the risk arising from changes in the market value of the contracts. The Fund is not designed to be leveraged. The NAV of the Fund is anticipated to correspond generally to the value of the Fund’s long position in futures contracts.

The futures contracts held by the Fund are “marked to market” on each day that the ECE is open for trading. Reductions or increases in the aggregate value of the futures contracts held by the Fund will result in corresponding reductions or increases in the NAV of the Fund.

The Fund’s exposure to market risk will be influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Credit Risk

When the Fund enters into futures contracts, it is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

Currency Risk

The Fund will enter into futures contracts that are denominated in euros while the Shares will be priced in dollars. As a result, the Fund will be exposed to currency risk. While the Fund expects to use forward currency contracts or options to hedge against this risk, there can be no assurance that such hedging transactions will be available or, even if undertaken, effective. In addition, changes in the value of the Fund’s euro-denominated investments, such as its ECX CFI Futures Contracts, during a particular month are not hedged. Thus, the Fund is subject to foreign exchange risk on such changes in value. While hedging may provide protection against an adverse movement in currency exchange rates, it can also preclude the Fund from benefiting from a favorable movement in such exchange rates.

NOTE 6. SUBSEQUENT EVENTS

On December 10, 2008, the Fund established its initial NAV by setting the price at $25.00 per Share and issued 200,000 Shares in exchange for $5,002,000.00. The Fund also commenced investment activities on December 11, 2008 by purchasing ECX CFI Futures Contracts on the ICE Futures exchange. On December 15, the Fund listed its Shares on the NYSE Arca under the ticker symbol “ASO”.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed statements of financial condition and the notes thereto of AirShares™ EU Carbon Allowances Fund (the “Fund”) included in Item 1 of this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Fund’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Fund’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Fund cannot assure investors that the projections included in these forward-looking statements will come to pass. The Fund’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Fund has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and the Fund assumes no obligation to update any such forward-looking statements. Although the Fund undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Fund may make directly to them or through reports that the Fund in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

The Fund was organized as a statutory trust under the laws of the state of Delaware on August 13, 2007. The Fund is a commodity pool that will issue units of beneficial interest (“Shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of the Fund is to provide investors with investment results which correspond generally, before payment of the Fund’s expenses and liabilities, to the performance of a basket of several years of exchange-traded futures contracts for carbon equivalent emissions allowances (“EUAs”), each expiring in December. An EUA is an entitlement to emit one metric tonne, or ton, of carbon dioxide equivalent that is transferable under the European Union Emissions Trading Scheme (the “EU ETS”). The EU ETS is a “cap and trade” emissions trading program established by the European Union in furtherance of the joint commitment of its member states under the Kyoto Protocol to reduce their greenhouse gas emissions. The Kyoto Protocol, which was adopted pursuant to the United Nations Framework Convention on Climate Change, seeks to achieve the stabilization of greenhouse gas concentrations in the atmosphere at a level that would prevent adverse effects on the world’s climate system resulting from human activities. The developed countries that have ratified and are parties to the Kyoto Protocol have committed to adopt national policies and measures intended to return greenhouse gases generally to their 1990 levels. Each such party must meet its commitment over the 5-year period commencing January 1, 2008 and ending December 31, 2012.

The Fund’s portfolio of futures contracts will initially consist of long positions in ICE Futures ECX Carbon Financial Instrument Futures Contracts (“ECX CFI Futures Contracts”), each expiring in December. ECX CFI Futures Contracts have been developed by the European Climate Exchange (the “ECE”) and are listed and admitted to trading on the London-based ICE Platform operated by ICE Futures. These contracts are standardized contractual instruments for futures on deliverable EUAs issued under the EU ETS. Each contract provides for delivery of 1,000 EUAs on a specified date at a specified price. The Fund will hold an unleveraged long position in a portfolio of ECX CFI Futures Contracts.

The Fund may also invest in other EUA futures contracts expiring in December, including those that trade on other exchanges. If the EU ETS is extended beyond 2012, XShares Advisors LLC (the “Sponsor”) will determine and publicly disclose by no later than September 30, 2012 whether it will extend the operation of the Fund beyond December 2012. The Fund will not be actively managed in the sense that it will not engage in activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the value of its portfolio of EUA futures contracts.

XShares Advisors LLC, a Delaware limited liability company, serves as the Sponsor of the Fund. The Sponsor was formed on March 15, 2006. The Sponsor also serves as the commodity pool operator of the Fund. The Sponsor is registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”), and is a member of the National Futures Association (the “NFA”).

Calculation of the NAV

The Fund will calculate its net asset value (“NAV”) on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Shares issued and outstanding. The Fund will use the ICE Futures settlement price on that day to determine the value of contracts held on the ICE Futures exchange. The market value of all open futures contracts traded on any exchange other than ICE Futures will be based upon the settlement price for that particular futures contract traded on the applicable exchange on the trading date.

Management’s Discussion of Results of Operations

Results of Operations.  During the three months ended October 31, 2008, the Fund had not yet commenced investment activities nor issued any Shares. In addition, the Fund did not purchase or own any futures contracts during the three months ended October 31, 2008, nor were there any receipts or disbursements of cash from the Fund during this reporting period. Also, the Fund did not receive any revenue or capital gains (losses), or incur any expenses during the three months ended October 31, 2008.

Expenses incurred during the three months ended October 31, 2008 in connection with organizing the Fund and the initial offering costs of the Shares were borne by the Sponsor, and are not subject to reimbursement by the Fund.

On December 10, 2008, the Fund established its initial NAV by setting the price at $25.00 per Share and issued 200,000 Shares in exchange for $5,002,000.00. The Fund also commenced investment activities on December 11, 2008 by purchasing ECX CFI Futures Contracts on the ICE Futures exchange. On December 15, the Fund listed its Shares on the NYSE Arca under the ticker symbol “ASO”.

Portfolio Expenses.  The Fund’s expenses will consist of management fees, brokerage commissions and fees, certain offering costs and extraordinary fees and expenses, if any. The Fund will pay the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the NAV of the Fund as of the last business day of such month. The management fee will be paid in consideration of the Sponsor’s acting as commodity pool operator and for its management of the business and affairs of the Fund. From the management fee, the Sponsor will pay the fees and expenses of the trustee of the Fund (the “Trustee”), the administrator of the Fund (the “Administrator”), the distributor of the Fund (the “Distributor”) and the Fund’s commodity trading advisor, and certain ordinary expenses of the Fund, including computer services, legal and accounting fees and expenses, and printing, mailing and duplication costs.

The Fund also will pay to NewEdge USA, LLC (“NewEdge”), which will serve as the Fund’s futures commission merchant, all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities.

Expenses incurred in connection with organizing the Fund and the initial offering of the Shares will be paid by the Sponsor. Expenses incurred in connection with the continuous offering of Shares after the commencement of the Fund’s trading operations will be paid by the Fund.

The Fund will pay all of its extraordinary fees and expenses, if any, as determined by the Sponsor. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses shall also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses will not be deemed extraordinary expenses.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

Liquidity and Capital Resources

During the three months ended October 31, 2008, the Fund had not begun trading activities. Once the Fund begins trading activities, it is anticipated that all of its total net assets will consist of EUA futures contracts and short-term securities and cash, a portion of which will be used as margin for the Fund’s trading in commodities. The Fund will be required to post margin in order to establish a futures position as well as to maintain such a position once it is established. The percentage of the Fund’s NAV that will be represented by the assets posted as margin will vary from period to period as the market value of the underlying EUA futures contracts changes. If the market value of the contracts decreases, the percentage of the Fund’s net assets posted as margin will increase, both because the reduction in market value will reduce the NAV of the Fund and because the margin requirement applicable will increase by the same amount. The balance of the net assets will be held in the Fund’s commodity trading account or in a custodial account at Brown Brothers Harriman & Co.

The Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons, including, without limitation, the failure of the member states to adhere to their obligations under the Kyoto Protocol, the withdrawal of countries from the Kyoto Protocol, and the failure of the national registries of a sufficient number of countries to become and to remain linked with an “international transaction log” that tracks and verifies transactions between countries and is administered by the United Nations Framework Convention on Climate Change secretariat. During such periods of illiquidity, the Fund may be unable to promptly liquidate its commodity futures positions.

Since the Fund will trade futures contracts, its capital will be at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Since these contracts will be denominated in euros, the Fund will also be subject to currency exchange risk.

Credit Risk

When the Fund enters into futures contracts, it is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

Currency Risk

The Fund will enter into futures contracts that are denominated in euros while the Shares will be priced in dollars. As a result, the Fund will be exposed to currency risk. While the Fund expects to use forward currency contracts or options to hedge against this risk, there can be no assurance that such hedging transactions will be available or, even if undertaken, effective. In addition, changes in the value of the Fund’s euro-dominated investments, such as its ECX CFI Futures Contracts, during a particular month are not hedged. Thus, the Fund is subject to foreign exchange risk on such changes in value. While hedging may provide protection against an adverse movement in currency exchange rates, it can also preclude the Fund from benefiting from a favorable movement in such exchange rates. In addition, prospective investors whose assets and liabilities are predominately denominated in other currencies should take into account the potential risk of loss arising from fluctuations in value between the U.S. dollar and such other currencies.

Off-balance Sheet Arrangements and Contractual Obligations

During the three months ended October 31, 2008, the Fund did not utilize, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements. The Fund has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

The Fund’s contractual obligations are to the Sponsor and the Fund’s commodity brokers. Management fee payments made to the Sponsor are calculated as a fixed percentage of the Fund’s NAV. Commission payments to commodity brokers are on a contract-by-contract, or round-turn, basis. As such, the Sponsor cannot anticipate the amount of payments that will be required under these arrangements for future periods, as net asset values are not known until a future date. These agreements are effective for one year terms and renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Fund will hold EUA futures contracts expiring in December, as well as cash and short-term fixed income debt securities as a result of the inherent leverage in a futures position. Because of this limited diversification of the Fund’s assets, fluctuations in the value of the underlying EUA futures contracts expiring in December are expected to greatly affect the price of the Shares. The market risk to be associated with the Fund’s commitments to purchase commodities will be limited to the gross or face amount of the contracts held. The Fund is not designed to be leveraged. The NAV of the Fund is anticipated to correspond generally to the value of the Fund’s long position in EUA futures contracts expiring in December.

Futures contracts are generally considered to be leveraged financial instruments. The initial margin required to be deposited by the Fund in order to establish a particular futures position is determined based on the projected overall risk of the Fund’s portfolio. In any event, the initial margin required will be less than the face amount of the contracts held by the Fund.

The Fund intends to manage its operations in such a way that the aggregate value of its futures positions approximates the NAV of the Fund. The Fund will buy EUA futures contracts expiring in December each time a block of 100,000 Limited Shares (a “Basket”) is created, and will liquidate futures contracts each time a Basket is redeemed.

The futures contracts held by the Fund will be “marked to market” on each day that the ECE is open for trading. Reductions or increases in the aggregate value of the futures contracts held by the Fund will result in corresponding reductions or increases in the NAV of the Fund.

The Fund’s exposure to market risk will be influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

The Fund maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in the Fund’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the Sponsor, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of the Fund if the Fund had any officers, have evaluated the effectiveness of the Fund’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of the Fund have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in the Fund’s internal control over financial reporting during the Fund’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in the Fund’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the SEC on December 5, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
4.1*	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant.
4.2*	Form of Authorized Participant Agreement.
10.1*	Administration Agreement.
10.2*	Global Custody Agreement.
10.3*	Distribution and Services Agreement.
31.1**	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Fund’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-145448) filed on September 12, 2008.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSHARESTM EU CARBON ALLOWANCES FUND

By:	XShares Advisors LLC,
Sponsor of the Registrant

By:	/s/ Joseph L. Schocken
Joseph L. Schocken
Chief Executive Officer

Date:	December 22, 2008

By:	/s/ David W. Jaffin
David W. Jaffin
Chief Financial Officer

Date:	December 22, 2008