Form 10-Q
period 2009-01-31
AirShares(TM) EU Carbon Allowances Fund
filed 2009-03-17
CIK 1409741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34213

AirShares™ EU CARBON ALLOWANCES FUND
(Exact name of registrant as specified in its charter)

Delaware	61-6339929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes    ☒ No

AirShares™ EU Carbon Allowances Fund

Table of Contents

Part I.   FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at January 31, 2009 (Unaudited) and July 31, 2008	2

Condensed Schedule of Investments (Unaudited) at January 31, 2009	3

Condensed Statements of Operations (Unaudited) for the period from December 11, 2008 (commencement of operations) to January 31, 2009 and the period from August 13, 2007 (inception) to July 31, 2008	4

Condensed Statements of Changes in Shareholders’ Equity (Unaudited) for the period from December 11, 2008 (commencement of operations) to January 31, 2009 and the period from August 13, 2007 (inception) to July 31, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the period from December 11, 2008 (commencement of operations) to January 31, 2009 and the period from August 13, 2007 (inception) to July 31, 2008	6

Notes to Condensed Financial Statements for the period ended January 31, 2009 (Unaudited)	7

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Financial Condition
At January 31, 2009 (Unaudited) and July 31, 2008

	January 31, 2009	July 31, 2008
Assets
Cash and cash equivalents	$3,204,393	$1,000
Equity in NewEdge USA, LLC trading accounts:
Cash	1,795,907	-
Unrealized loss on open commodity futures contracts	(1,199,676)	-

Total assets	$3,800,624	$1,000

Liabilities and Shareholders’ Equity
Management fees payable (Note 3)	$5,556	$-

Total liabilities	5,556	-

Commitments and Contingencies (Notes 3, 4 and 5)

Shareholders’ Equity
Shares	3,794,068	-
Sponsor Contribution	1,000	1,000
Total shareholders’ equity	3,795,068	1,000

Total liabilities and shareholders’ equity	$3,800,624	$1,000

Shares of beneficial interest outstanding	200,000	-
Net asset value per unit	$18.97	$-
Market value per unit	$18.97	$-

See accompanying notes to condensed financial statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Schedule of Investments (Unaudited)
At January 31, 2009

Open Futures Contracts

		Loss on
	Number of	Open Commodity	% of
	Contracts	Contracts	Net Assets
Foreign Contracts
ECX Carbon Financial Instrument Futures contracts, expire December 2009	141	$(672,570)	(17.72)
ECX Carbon Financial Instrument Futures contracts, expire December 2010	33	(168,325)	(4.43)
ECX Carbon Financial Instrument Futures contracts, expire December 2011	26	(140,657)	(3.71)
ECX Carbon Financial Instrument Futures contracts, expire December 2012	38	(218,124)	(5.75)
	238	(1,199,676)	(31.61)

		Market Value

Cash and cash equivalents		3,204,393	84.44
Total cash and cash equivalents		3,204,393	84.44

Cash on deposit with broker		1,795,907	47.32
Liabilities		(5,556)	(0.15)
Total Net Assets		$3,795,068	100.00

See accompanying notes to condensed financial statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Operations (Unaudited)
For the period from December 11, 2008 (commencement of operations) to January 31, 2009 and the period from August 13, 2007 (inception) to July 31, 2008

	For the period from	For the period from
	December 11, 2008	August 13, 2007
	to January 31, 2009	to July 31, 2008
Income
Gains (losses) on trading of commodity futures contracts:
Realized losses on closed positions	$(3)	$-
Change in unrealized losses on open positions	(1,199,676)	-
Unrealized gain on foreign currency translations	64	-
Interest income	318	-
Other income	1,000	-

Total loss	(1,198,297)	-

Expenses
Management fees (Note 3)	5,556	-
Brokerage commissions	2,079	-

Total expenses	7,635	-

Net loss	$(1,205,932)	$-
Net loss per share outstanding	$(6.03)	$-
Net loss per weighted average share outstanding	$(6.03)	$-
Weighted average shares outstanding	200,000	-

See accompanying notes to condensed financial statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Changes in Shareholders’ Equity (Unaudited)
For the period from December 11, 2008 (commencement of operations) to January 31, 2009 and the period from August 13, 2007 (inception) to July 31, 2008

	Sponsor Contribution	Shares	Total

Balances, at August 13, 2007 (inception)	$-	$-	$-
Initial contribution of capital	1,000	-	1,000

Balances, at July 31, 2008	1,000	-	1,000
Addition of 200,000 shares	-	5,000,000	5,000,000
Net loss	-	(1,205,932)	(1,205,932)

Balances, at January 31, 2009	$1,000	$3,794,068	$3,795,068

Shares Outstanding
At July 31, 2008	-	-	-
At January 31, 2009	-	200,000	200,000

Net Asset Value Per Unit
At August 13, 2007 (inception)	$-
At December 11, 2008 (commencement of operations)	$25.00
At January 31, 2009	$18.97

See accompanying notes to condensed financial statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Cash Flows (Unaudited)
For the period from December 11, 2008 (commencement of operations) to January 31, 2009 and the period from August 13, 2007 (inception) to July 31, 2008

	For the period from	For the period from
	December 11, 2008	August 13, 2007
	to January 31, 2009	to July 31, 2008
Cash Flows from Operating Activities:
Net loss	$(1,205,932)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash	(1,795,907)	-
Unrealized losses on futures contracts	1,199,676	-
Increase in management fees payable	5,556	-
Net cash used in operating activities	(1,796,607)	-

Cash Flows from Financing Activities:
Subscriptions	5,000,000	1,000
Net cash provided by financing activities	5,000,000	1,000

Net Increase in Cash and Cash Equivalents	3,203,393	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$3,204,393	$1,000

See accompanying notes to condensed financial statements.

AirShares™ EU Carbon Allowances Fund
Notes to Condensed Financial Statements
For the period ended January 31, 2009 (Unaudited)

NOTE 1.  ORGANIZATION AND BUSINESS

AirShares™ EU Carbon Allowances Fund (the “Fund”) was organized as a statutory trust under the laws of the state of Delaware on August 13, 2007. The Fund is a commodity pool that issues units of beneficial interest (“Shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).

The investment objective of the Fund is to provide investors with investment results which correspond to the performance of a basket of exchange-traded futures contracts for carbon equivalent emissions allowances (“EUAs”), expiring in December 2009, 2010, 2011 and 2012. An EUA is an entitlement to emit one metric tonne, or ton, of carbon dioxide equivalent that is transferable under the European Union Emissions Trading Scheme (the “EU ETS”). The EU ETS is a “cap and trade” emissions trading program established by the European Union in furtherance of the joint commitment of its member states under the Kyoto Protocol to reduce their greenhouse gas emissions. The Kyoto Protocol, which was adopted pursuant to the United Nations Framework Convention on Climate Change, seeks to achieve the stabilization of greenhouse gas concentrations in the atmosphere at a level that would prevent adverse effects on the world’s climate system resulting from human activities. The developed countries that have ratified and are parties to the Kyoto Protocol have committed to adopt national policies and measures intended to return greenhouse gases generally to their 1990 levels. Each such party must meet its commitment over the 5-year period commencing January 1, 2008 and ending December 31, 2012.

The Fund accomplishes its objectives through investments in long positions in ICE Futures ECX Carbon Financial Instrument Futures Contracts (“ECX CFI Futures Contracts”) expiring in December. ECX CFI Futures Contracts have been developed by the European Climate Exchange (the “ECE”) and are listed and admitted to trading on the London-based ICE Platform operated by ICE Futures. These contracts are standardized contractual instruments for futures on deliverable EUAs issued under the EU ETS. Each contract provides for delivery of 1,000 EUAs on a specified date at a specified price.

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

On June 30, 2008, the Sponsor contributed seed capital to the Fund in the amount of $1,000. No Shares were issued in connection with the Sponsor’s initial capital contribution. As of January 31, 2009, the Sponsor’s initial contribution of seed capital has not been redeemed, but may be redeemed at any time upon the sale of the initial creation basket.

Environmental Capital Management, LLC (“ECM”), an Arizona limited liability company, serves as the Fund’s commodity trading advisor (the “CTA”), with primary responsibility for trading the Fund’s futures contracts and overseeing its foreign currency hedging activities. ECM is registered with the CFTC as a CTA, and is a member of the NFA in such capacity.

The Fund issues Shares to authorized purchasers by offering creation baskets consisting of 100,000 Shares (“Creation Baskets”) through a marketing agent. The Fund commenced trading on December 11, 2008 following acceptance of a subscription for an initial order from Citigroup Global Markets, Inc. for 200,000 Shares at $25.00 per Share ($5.0 million). The Fund issues Shares in Creation Baskets on a continuous basis, at a price equal to the Fund’s cost of purchasing assets underlying such Creation Baskets (excluding commissions costs), plus a pro-rata amount attributable to the excess of uninvested cash and accrued but unearned interest over accrued but unpaid expenses. In addition, the authorized purchasers pay the Fund a transaction fee of $1,000 per Creation Basket for each order. Subsequent to the sale of the initial Creation Basket, Shares can be purchased or sold on a nationally recognized securities exchange in smaller increments. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value (“NAV”) of the Fund but rather at the market prices quoted on such exchange.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rules 10-01 and 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America. The financial information included herein is unaudited, however, such financial information reflects all adjustments which are, in the opinion of the Sponsor, necessary for the fair presentation of the condensed financial statements for the interim period.

In November 2008, the Fund initially registered 250,000,000 units on Form S-1 with the SEC. On December 10, 2008, the Fund established its NAV by setting the price at $25.00 per Share and issued 200,000 Shares in exchange for $5,000,000. The Fund also commenced investment activities on December 11, 2008 by purchasing ECX CFI Futures Contracts on the ICE Futures exchange. On December 15, 2008 the Fund listed its Shares on the NYSE Arca under the ticker symbol “ASO”.

NOTE 2.  ACCOUNTING POLICIES

Revenue Recognition

Futures contracts and forward currency contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and in the difference between the original contract amount and the market value as of the last business day of the year or as of the last date of the financial statements. Changes in unrealized gains or losses between periods and realized gains or losses on closed contracts are reflected in the statements of operations. The Fund earns interest on assets on deposit with the Fund’s futures commission merchant and custodian.

Income Taxes

The Fund is taxable as a corporation for U.S. federal income tax purposes. Accordingly, it is liable for U.S. federal income tax, and applicable state taxes, at the Fund level at the current corporate rate of 34% plus the applicable state and local tax rates. The imposition of such taxes affects the computation of the Fund’s NAV. The Fund’s fiscal year end for tax purposes is July 31.

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 entitled “Accounting For Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for fiscal years beginning after December 15, 2006. The Fund adopted FIN 48 upon commencement of the Fund’s operations.

Redemptions

Authorized purchasers may redeem Shares from the Fund only in blocks of 100,000 Shares (“Redemption Baskets”). The amount of the redemption proceeds for a Redemption Basket is equal to the proceeds from the liquidation of futures contracts underlying the Redemption Basket, plus a pro-rata amount attributable to the excess of uninvested cash and accrued but unearned interest over accrued but unpaid expenses. In addition, the authorized purchasers pay the Fund a transaction fee of $1,000 per Redemption Basket for each order to redeem one or more Redemption Baskets.

Calculation of NAV

The Fund calculates its NAV on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Shares issued and outstanding. The Fund uses the ICE Futures settlement price on that day to determine the value of contracts held on the ICE Futures exchange. The market value of all open futures contracts traded on any exchange other than ICE Futures is based upon the settlement price for that particular futures contract traded on the applicable exchange on the trading date.

Use of Estimates

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of January 31, 2009, the adoption of SFAS No. 157 did not impact the amounts reported in the financial statements. However, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statements of operations for a fiscal period.

At January 31, 2009	Total	Level I	Level II	Level III
Derivative assets	$(1,199,676)	$(1,199,676)	$-	$-

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is effective for fiscal years beginning after November 15, 2008 and requires enhanced disclosures to provide information about the reasons the Fund invests in derivative instruments, the accounting treatment of derivative transactions and the effect derivatives have on the Fund’s financial performance. The Sponsor is currently evaluating the impact the adoption of SFAS 161 will have on the Fund’s financial statement disclosures.

NOTE 3.  FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

Management Fee

The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the NAV of the Fund. The management fee is paid in consideration of the Sponsor’s services as commodity pool operator and for managing the business and affairs of the Fund. From the management fee, the Sponsor pays the fees and expenses of the trustee of the Fund (the “Trustee”), the administrator of the Fund (the “Administrator”), the distributor of the Fund (the “Distributor”) and the CTA, and certain ordinary expenses of the Fund, including computer services, legal and accounting fees and expenses, and printing, mailing and duplication costs.

Offering Costs and Ongoing Registration Fees

Expenses incurred in connection with organizing the Fund and the initial offering of the Shares were paid by the Sponsor. Expenses incurred in connection with the continuous offering of Shares after the commencement of the Fund’s trading operations will be paid by the Fund.

Brokerage Commissions and Fees

The Fund pays to NewEdge USA, LLC (“NewEdge”), which serves as the Fund’s futures commission merchant (the “Commodity Broker”), all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities.

Extraordinary Fees and Expenses

The Fund pays all of its extraordinary fees and expenses, if any, as determined by the Sponsor. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses.

NOTE 4.  CONTRACTS AND AGREEMENTS

The Commodity Trading Advisor

ECM serves as the Fund’s CTA, with primary responsibility for trading the Fund’s futures contracts and overseeing its foreign currency hedging activities. ECM is registered with the CFTC as a CTA, and is a member of the NFA in such capacity.

For its services as the CTA, ECM received an initial fee of $25,000 and receives the greater of an annual minimum charge of $25,000 or an asset charge of 0.1% on the first $250 million of assets and 0.05% thereafter.

The Commodity Broker

The Commodity Broker executes and clears the Fund’s futures transactions and provides other brokerage-related services. NewEdge may execute foreign exchange or other over the counter transactions with the Fund, as principal.

A variety of executing brokers selected by the Sponsor may execute futures transactions on behalf of the Fund. The executing brokers will give-up all such transactions to NewEdge, which serves as the Commodity Broker. On average, total charges paid to the Commodity Broker are approximately $17.50 per round-turn trade.

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

For its services as both the Administrator and the Custodian to the Fund, the Sponsor pays BBH&Co. the greater of an annual minimum charge of $175,000 or an asset charge of 0.08% on the first $1 billion of assets and 0.0615% thereafter.

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

The Distributor

The Sponsor, on behalf of the Fund, has appointed ALPS Distributors, Inc. (“ALPS”) to assist the Sponsor and BBH&Co., in its capacity as the Administrator, with certain functions and duties relating to the creation and redemption of blocks of 100,000 Shares (“Baskets”), including receiving and processing orders from authorized purchasers to create and redeem Baskets, coordinating the processing of such orders and related functions and duties.

For its services as Distributor to the Fund, the Sponsor will pay ALPS a fee in an amount to be agreed upon from time to time. ALPS will waive all fees for the first two years of the contract.

NOTE 5.  FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

Market Risk

The Fund holds EUA futures contracts, as well as cash and short-term fixed income debt securities as a result of the inherent leverage in a futures position. Because of the limited diversification of the Fund’s assets, fluctuations in the value of the underlying EUA futures contracts greatly affect the price of the Shares. The market risk associated with the Fund’s commitments to purchase commodities is the risk arising from changes in the market value of the contracts. The Fund is not designed to be leveraged. The Fund is managed such that the NAV of the Fund corresponds generally to the value of the Fund’s long position in futures contracts.

The futures contracts held by the Fund are “marked to market” on each day that the ECE is open for trading. Reductions or increases in the aggregate value of the futures contracts held by the Fund result in corresponding reductions or increases in the NAV of the Fund.

The Fund’s exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Credit Risk

When the Fund enters into futures contracts, it is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to the Fund.

Currency Risk

The Fund enters into futures contracts that are denominated in euros while the Shares are priced in dollars. As a result, the Fund is exposed to currency risk. While the Fund may use forward currency contracts or options to hedge against this risk, there can be no assurance that such hedging transactions will be available in the future or, even if undertaken, effective. In addition, changes in the value of the Fund’s euro-denominated investments, such as its ECX CFI Futures Contracts, during a particular month are not hedged. Thus, the Fund is subject to foreign exchange risk on such changes in value. While hedging may provide protection against an adverse movement in currency exchange rates, it can also preclude the Fund from benefiting from a favorable movement in such exchange rates.

Interest Rate Risk

The Fund is subject to interest rate risk. Approximately 90% of funds received are invested in interest bearing instruments and, therefore, a decrease in interest rates could have a negative impact on the Fund’s NAV.

NOTE 6.  FINANCIAL HIGHLIGHTS

The following table presents per Share performance data and other supplemental financial data for the period from December 11, 2008 (commencement of operations) to January 31, 2009 for the shareholders of the Fund. This information has been derived from information presented in the condensed financial statements.

For the period from December 11, 2008 (commencement of operations) to January 31, 2009 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$25.00
Total loss	(5.99)
Total expenses	(0.04)
Net decrease in net asset value	(6.03)
Net asset value, end of period	$18.97

Total Return	(24.12)%

Ratios to Average Net Assets
Total loss	(26.12)%
Expenses excluding management fees*	0.32%
Management fees*	0.85%
Net loss	(26.29)%

*Annualized

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of purchases and sales of Shares of the Fund.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of AirShares™ EU Carbon Allowances Fund (the “Fund”) included in Item 1 of this quarterly report on Form 10-Q.

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

Introduction

The Fund was organized as a statutory trust under the laws of the state of Delaware on August 13, 2007. The Fund is a commodity pool that issues units of beneficial interest (“Shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of the Fund is to provide investors with investment results which correspond generally, before payment of the Fund’s expenses and liabilities, to the performance of a basket of several years of exchange-traded futures contracts for carbon equivalent emissions allowances (“EUAs”), each expiring in December. An EUA is an entitlement to emit one metric tonne, or ton, of carbon dioxide equivalent that is transferable under the European Union Emissions Trading Scheme (the “EU ETS”). The EU ETS is a “cap and trade” emissions trading program established by the European Union in furtherance of the joint commitment of its member states under the Kyoto Protocol to reduce their greenhouse gas emissions. The Kyoto Protocol, which was adopted pursuant to the United Nations Framework Convention on Climate Change, seeks to achieve the stabilization of greenhouse gas concentrations in the atmosphere at a level that would prevent adverse effects on the world’s climate system resulting from human activities. The developed countries that have ratified and are parties to the Kyoto Protocol have committed to adopt national policies and measures intended to return greenhouse gases generally to their 1990 levels. Each such party must meet its commitment over the 5-year period commencing January 1, 2008 and ending December 31, 2012.

The Fund’s portfolio of futures contracts consists of long positions in ICE Futures ECX Carbon Financial Instrument Futures Contracts (“ECX CFI Futures Contracts”), each expiring in December. ECX CFI Futures Contracts have been developed by the European Climate Exchange (the “ECE”) and are listed and admitted to trading on the London-based ICE Platform operated by ICE Futures. These contracts are standardized contractual instruments for futures on deliverable EUAs issued under the EU ETS. Each contract provides for delivery of 1,000 EUAs on a specified date at a specified price. The Fund holds an unleveraged long position in a portfolio of ECX CFI Futures Contracts.

The Fund may also invest in other EUA futures contracts expiring in December, including those that trade on other exchanges. If the EU ETS is extended beyond 2012, XShares Advisors LLC (the “Sponsor”) will determine and publicly disclose by no later than September 30, 2012 whether it will extend the operation of the Fund beyond December 2012. The Fund is not actively managed in the sense that it does not engage in activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the value of its portfolio of EUA futures contracts.

XShares Advisors LLC, a Delaware limited liability company, serves as the Sponsor of the Fund. The Sponsor was formed on March 15, 2006. The Sponsor also serves as the commodity pool operator of the Fund. The Sponsor is registered as a commodity pool operator with the Commodity Futures Trading Commission, and is a member of the National Futures Association (the “NFA”).

Calculation of the NAV

The Fund calculates its net asset value (“NAV”) on each trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of Shares issued and outstanding. In determining the market value of the Fund’s assets, the Fund uses the ICE Futures settlement price on that day to determine the value of contracts held on the ICE Futures exchange. The market value of all open futures contracts traded on any exchange other than ICE Futures is based upon the settlement price for that particular futures contract traded on the applicable exchange on the trading date.

Management’s Discussion of Results of Operations

Results of Operations.  On December 10, 2008, the Fund established its initial NAV by setting the price at $25.00 per Share and issued 200,000 Shares in exchange for $5,000,000. The Fund also commenced investment activities on December 11, 2008 by purchasing ECX CFI Futures Contracts on the ICE Futures exchange. On December 15, the Fund listed its Shares on the NYSE Arca under the ticker symbol “ASO”.

During the period from December 11, 2008 (commencement of operations) to January 31, 2009, the total realized loss on ECX CFI Futures Contracts and other EUA futures contracts was $3 and the total unrealized loss on ECX CFI Futures Contracts and other EUA futures contracts was $1,199,676. The Fund’s NAV per Share decreased over this period from $25.00 to $18.97, primarily due to losses from investment activities.

Allocation Methodology. The Fund purchases futures contracts with proceeds each time a block of 100,000 Shares (a “Basket”) is created by applying the following allocation methodology. Futures contracts are liquidated applying an analogous allocation methodology in connection with the redemption of Baskets. As a general matter, the Fund purchases ECX CFI Futures Contracts of the then-current year and each of the next subsequent four consecutive years. However, if on the applicable date of determination, annual contracts for each of the five applicable years are not available for trading because the EU ETS has not been extended beyond 2012 and such contracts are otherwise not listed on the ICE Futures exchange, the allocation methodology is applied using only the then-current year and each of the remaining years thereafter through 2012 which are available for trading.

The Basket allocation is determined as follows:

•	An equal value of each of the included contracts will be purchased by the Fund upon creation of a Basket if either of the following two (2) conditions are met:
o	Each of the included annual contracts has a 60-day average daily value (“ADV”) traded that exceeds $100,000,000; or
o
At the time the order to create a Basket is received, the amount that the Fund would need to invest in each annual contract in order to equally weight the basket does not exceed 5% of that contract’s 60-day ADV.

•	If neither of the above conditions is met, the allocation will be made among the included annual contracts pro rata in accordance with their respective 60-day ADV.

If the Fund had created one Basket on January 31, 2009, the proceeds would have been allocated among the ECX CFI Futures Contracts expiring in December 2009 through 2012, pro rata in accordance with their respective 60-day ADV, which would have resulted in the following allocations:

Allocations Applicable to a Hypothetical Basket Creation on January 31, 2009

Contract Expiration Date	Allocation

December 2009	80.65%

December 2010	7.42%

December 2011	4.36%

December 2012	7.56%

The Fund intends to include contracts expiring in December of years 2013 and thereafter to the extent they are listed on the ICE Futures exchange and are actively traded according to these criteria, even if the EU ETS has not been extended beyond 2012.

Regardless of whether the value of its portfolio is rising, falling or flat over any particular period, the Sponsor will cause the Fund’s existing long positions to be closed when appropriate before expiration and reinvest the proceeds from the close into futures contracts expiring in December of the next five subsequent years by applying the same allocation methodology described above. However, if, on the date of reinvestment of such proceeds, EUA futures contracts for December expiration in any year after 2012 are otherwise not listed for trading, the proceeds will be so allocated among the futures contracts expiring in December of the next following year and each of the years thereafter for which annual contracts are available for trading.

The Fund may also invest in other EUA futures contracts, including those that trade on other exchanges, provided that the Fund's allocation to such contracts is consistent with the investment methodology described above. If the EU ETS is extended beyond 2012, the Sponsor will determine and publicly disclose by no later than September 30, 2012, whether it will extend the operation of the Fund beyond December 2012. If the EU ETS is not extended beyond December 2012, then the operation of the Fund will be terminated.

Interest Income.  The Fund also earns interest on assets on deposit with the Fund’s futures commission merchant and custodian. During the period from December 11, 2008 (commencement of operations) to January 31, 2009, the Fund earned $318 in interest income. Based on the Fund’s average daily total net assets, this is equivalent to an annualized interest rate of 0.05%.

Portfolio Expenses.  The Fund’s expenses consist of management fees, brokerage commissions and fees, certain offering costs and extraordinary fees and expenses, if any. The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the NAV of the Fund as of the last business day of such month. The management fee is paid in consideration of the Sponsor’s acting as commodity pool operator and for its management of the business and affairs of the Fund. From the management fee, the Sponsor pays the fees and expenses of the trustee of the Fund (the “Trustee”), the administrator of the Fund (the “Administrator”), the distributor of the Fund (the “Distributor”) and the Fund’s commodity trading advisor, and certain ordinary expenses of the Fund, including computer services, legal and accounting fees and expenses, and printing, mailing and duplication costs. During the period from December 11, 2008 (commencement of operations) to January 31, 2009, the Fund paid the Sponsor a management fee of $5,556.

The Fund also pays to NewEdge USA, LLC (“NewEdge”), which serves as the Fund’s futures commission merchant, all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. During the period from December 11, 2008 (commencement of operations) to January 31, 2009, the Fund paid $2,079 to NewEdge in brokerage fees and expenses.

Expenses incurred in connection with organizing the Fund and the initial offering of the Shares were paid by the Sponsor. Expenses incurred in connection with the continuous offering of Shares after the commencement of the Fund’s trading operations will be paid by the Fund.

The Fund also pays all of its extraordinary fees and expenses, if any, as determined by the Sponsor. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses shall also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses will not be deemed extraordinary expenses. During the period from December 11, 2008 (commencement of operations) to January 31, 2009, the Fund did not incur any extraordinary fees and expenses.

EUA Market. During the period from December 11, 2008 (commencement of operations) to January 31, 2009, the EUA market was impacted by several factors. Most significantly, the continued deterioration of the global economy, and specifically that of the European Union, put downward pressure on prices in the EUA market. The prospect of decreased economic activity in 2009 implied significantly lower carbon emissions by EU member companies.  Prices were also negatively impacted as companies facing a difficult credit environment sold EUA credits for cash.  Also negatively impacting EUA pricing was the lower price of cleaner-burning natural gas relative to coal during the period.

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

Liquidity and Capital Resources

As of January 31, 2009, the Fund’s total net assets consisted of EUA futures contracts and short-term securities and cash, a portion of which is used as margin for the Fund’s trading in commodities. The Fund is required to post margin in order to establish a futures position as well as to maintain such a position once it is established. The percentage of the Fund’s NAV that is represented by the assets posted as margin may vary from period to period as the market value of the underlying EUA futures contracts changes. If the market value of the contracts decreases, the percentage of the Fund’s net assets posted as margin will increase, both because the reduction in market value will reduce the NAV of the Fund and because the margin requirement applicable will increase by the same amount. The balance of the net assets will be held in the Fund’s commodity trading account or in a custodial account at Brown Brothers Harriman & Co. During the period from December 11, 2008 (commencement of operations) to January 31, 2009, the Fund earned $318 in interest income on its short-term securities.

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

Since the Fund trades futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk). Since these contracts are denominated in euros, the Fund is also subject to currency exchange risk.

Credit Risk

When the Fund enters into futures contracts, it is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearing house will meet its obligations to the Fund.

Currency Risk

The Fund enters into futures contracts that are denominated in euros while the Shares are priced in dollars. As a result, the Fund is exposed to currency risk. While the Fund may use forward currency contracts or options to hedge against this risk, there can be no assurance that such hedging transactions will be available in the future or, even if undertaken, effective.

In addition, changes in the value of the Fund’s euro-dominated investments, such as its ECX CFI Futures Contracts, during a particular month are not hedged. Thus, the Fund is subject to foreign exchange risk on such changes in value. During the period from December 11, 2008 (commencement of operations) to January 31, 2009, changes in the value of the Fund’s euro-denominated investments resulted in a realized loss of $3 to the Fund and an unrealized gain of $64 and did not materially affect the Fund’s NAV. While hedging may provide protection against an adverse movement in currency exchange rates, it can also preclude the Fund from benefiting from a favorable movement in such exchange rates. In addition, prospective investors whose assets and liabilities are predominately denominated in other currencies should take into account the potential risk of loss arising from fluctuations in value between the U.S. dollar and such other currencies.

Interest Rate Risk

The Fund is subject to interest rate risk. Approximately 90% of funds received are invested in interest bearing instruments and, therefore, a decrease in interest rates could have a negative impact on the Fund’s NAV.

Off-balance Sheet Arrangements and Contractual Obligations

During the period from December 11, 2008 (commencement of operations) to January 31, 2009, the Fund did not utilize, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements. The Fund has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s future exposure under such indemnification provisions cannot be estimated, these general business indemnifications did not have a material impact on the Fund’s financial position during the period from December 11, 2008 (commencement of operations) to January 31, 2009.

The Fund’s contractual obligations are to the Sponsor and the Fund’s commodity brokers. Management fee payments made to the Sponsor are calculated as a fixed percentage of the Fund’s NAV. Commission payments to commodity brokers are on a contract-by-contract, or round-turn, basis. As such, the Sponsor cannot anticipate the amount of payments that will be required under these arrangements for future periods, as net asset values and trading levels to meet the Fund’s investment objectives will not be known until a future date. These agreements are effective for one year terms and renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Fund holds EUA futures contracts expiring in December, as well as cash and short-term fixed income debt securities as a result of the inherent leverage in a futures position. Because of this limited diversification of the Fund’s assets, fluctuations in the value of the underlying EUA futures contracts expiring in December are expected to greatly affect the price of the Shares. The market risk associated with the Fund’s commitments to purchase commodities is limited to the gross or face amount of the contracts held. The Fund is not designed to be leveraged. The NAV of the Fund is anticipated to correspond generally to the value of the Fund’s long position in EUA futures contracts expiring in December.

Futures contracts are generally considered to be leveraged financial instruments. The initial margin required to be deposited by the Fund in order to establish a particular futures position is determined based on the projected overall risk of the Fund’s portfolio. In any event, the initial margin required will be less than the face amount of the contracts held by the Fund.

The Fund intends to manage its operations in such a way that the aggregate value of its futures positions approximates the NAV of the Fund. The Fund buys EUA futures contracts expiring in December each time a Basket is created, and liquidates futures contracts each time a Basket is redeemed.

The futures contracts held by the Fund are “marked to market” on each day that the ECE is open for trading. Reductions or increases in the aggregate value of the futures contracts held by the Fund result in corresponding reductions or increases in the NAV of the Fund.

The futures contracts held by the Fund are denominated in euros while the Shares are priced in dollars. As a result, the Fund is exposed to currency risk. While the Fund may use forward currency contracts or options to hedge against this risk, there can be no assurance that such hedging transactions will be available in the future or, even if undertaken, effective. In addition, changes in the value of the Fund’s euro-denominated investments, such as its ECX CFI Futures Contracts, during a particular month are not hedged. Thus, the Fund is subject to foreign exchange risk on such changes in value. While hedging may provide protection against an adverse movement in currency exchange rates, it can also preclude the Fund from benefiting from a favorable movement in such exchange rates.

The Fund is subject to interest rate risk. Approximately 90% of funds received are invested in interest bearing instruments and, therefore, a decrease in interest rates could have a negative impact on the Fund’s NAV.

The Fund’s exposure to market risk is influenced by a number of factors, including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

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

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in the Fund’s Registration Statement on Form S-1 filed with the SEC on November 6, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22(h) under the Commodity Exchange Act, each month the Fund publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on the Fund’s website at www.xsharesadvisors.com/airshares.

Item 6.   Exhibits.

Listed below are the exhibits which are filed or furnished as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Filed herewith
**        Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRSHARESTM EU CARBON ALLOWANCES FUND

By: XShares Advisors LLC,
       Sponsor of the Registrant

By:	/s/ Jeffrey L. Feldman
Jeffrey L. Feldman
Chief Executive Officer

Date:  March 17, 2009

By:	/s/ David W. Jaffin
David W. Jaffin
Chief Financial Officer

Date:  March 17, 2009