Form 10-Q
period 2009-04-30
AirShares(TM) EU Carbon Allowances Fund
filed 2009-06-15
CIK 1409741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 30, 2009.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34213

AirShares™ EU CARBON ALLOWANCES FUND
(Exact name of registrant as specified in its charter)

Delaware	61-6339929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes    ☐ No

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
☐ Yes    ☒ No

AirShares™ EU Carbon Allowances Fund

Table of Contents

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

Index to Condensed Financial Statements

Documents	Page
Condensed Statements of Financial Condition at April 30, 2009 (Unaudited) and July 31, 2008	2

Condensed Schedule of Investments (Unaudited) at April 30, 2009	3

Condensed Statements of Operations (Unaudited) for the three months ended April 30, 2009 and 2008, the period from December 11, 2008 (commencement of operations) to April 30, 2009 and the period from August 13, 2007 (inception) to July 31, 2008	4

Condensed Statements of Changes in Shareholders’ Equity (Unaudited) for the period from December 11, 2008 (commencement of operations) to April 30, 2009 and the period from August 13, 2007 (inception) to July 31, 2008	5

Condensed Statements of Cash Flows (Unaudited) for the period from December 11, 2008 (commencement of operations) to April 30, 2009 and the period from August 13, 2007 (inception) to July 31, 2008	6

Notes to Condensed Financial Statements for the three months ended April 30, 2009 (Unaudited)	7

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Financial Condition
At April 30, 2009 (Unaudited) and July 31, 2008

	April 30, 2009	July 31, 2008
Assets
Cash and cash equivalents	$3,731,981	$1,000
Equity in NewEdge USA, LLC trading accounts:
Cash	1,251,375	-
Unrealized loss on open commodity futures contracts	(405,838)	-

Total assets	$4,577,518	$1,000

Liabilities and Shareholders’ Equity
Management fees payable (Note 3)	$2,977	$-

Total liabilities	2,977	-

Commitments and Contingencies (Notes 3, 4 and 5)

Shareholders’ Equity
Shares	4,573,541	-
Sponsor Contribution	1,000	1,000
Total shareholders’ equity	4,574,541	1,000

Total liabilities and shareholders’ equity	$4,577,518	$1,000

Shares of beneficial interest outstanding	200,000	-
Net asset value per unit	$22.87	$-
Market value per unit	$22.98	$-

See accompanying notes to condensed financial statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Schedule of Investments (Unaudited)
At April 30, 2009

Open Futures Contracts

		Loss on
	Number of	Open Commodity	% of
	Contracts	Contracts	Net Assets
Foreign Contracts
ECX Carbon Financial Instrument Futures contracts, expire December 2009	141	$(245,170)	(5.36)
ECX Carbon Financial Instrument Futures contracts, expire December 2010	33	(52,924)	(1.16)
ECX Carbon Financial Instrument Futures contracts, expire December 2011	26	(44,841)	(0.98)
ECX Carbon Financial Instrument Futures contracts, expire December 2012	38	(62,903)	(1.37)
	238	(405,838)	(8.87)

		Market Value
Cash and cash equivalents		3,731,981	81.58
Total cash and cash equivalents		3,731,981	81.58

Cash on deposit with broker		1,251,375	27.36
Liabilities		(2,977)	(0.07)
Total Net Assets		$4,574,541	100.00

See accompanying notes to condensed financial statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Operations (Unaudited)
For the three months ended April 30, 2009 and 2008, the period from
December 11, 2008 (commencement of operations) to April 30, 2009 and the period from August 13, 2007 (inception) to July 31, 2008

	For the three months ended April 30, 2009	For the three months ended April 30, 2008	For the period from December 11, 2008 to April 30, 2009	For the period from August 13, 2007 to July 31, 2008
Income
Income (loss) on trading of commodity futures contracts:
Realized loss on closed positions	$-	$-	$(3)	$-
Change in unrealized gain (loss) on open positions	793,838	-	(405,838)	-
Unrealized loss on foreign currency translations	(213)	-	(149)	-
Interest income	814	-	1,132	-
Other income	-	-	1,000	-

Total income (loss)	794,439	-	(403,858)	-

Expenses
Management fees (Note 3)	7,698	-	13,254	-
Interest expense	7,268	-	7,268	-
Brokerage commissions	-	-	2,079	-

Total expenses	14,966	-	22,601	-

Net income (loss)	$779,473	$-	$(426,459)	$-
Net income (loss) per share outstanding	$3.90	$-	$(2.13)	$-
Net income (loss) per weighted average share outstanding	$3.90	$-	$(2.13)	$-
Weighted average shares outstanding	200,000	-	200,000	-

See accompanying notes to condensed financial statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Changes in Shareholders' Equity (Unaudited)
For the period from December 11, 2008 (commencement of operations) to April 30, 2009 and the period from August 13, 2007 (inception) to July 31, 2008

	Sponsor Contribution	Shares	Total

Balances, at August 13, 2007 (inception)	$-	$-	$-
Initial contribution of capital	1,000	-	1,000

Balances, at July 31, 2008	1,000	-	1,000
Addition of 200,000 shares	-	5,000,000	5,000,000
Net loss	-	(426,459)	(426,459)

Balances, at April 30, 2009	$1,000	$4,573,541	$4,574,541

Shares Outstanding
At July 31, 2008	-	-	-
At April 30, 2009	-	200,000	200,000

Net Asset Value Per Unit
At August 13, 2007 (inception)	$-
At December 11, 2008 (commencement of operations)	$25.00
At April 30, 2009	$22.87

See accompanying notes to condensed financial statements.

AirSharesTM EU Carbon Allowances Fund
Condensed Statements of Cash Flows (Unaudited)
For the period from December 11, 2008 (commencement of operations) to April 30, 2009 and the period from August 13, 2007 (inception) to July 31, 2008

	For the period from	For the period from
	December 11, 2008	August 13, 2007
	to April 30, 2009	to July 31, 2008
Cash Flows from Operating Activities:
Net loss	$(426,459)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in commodity futures trading account - cash	(1,251,375)	-
Unrealized loss on futures contracts	405,838	-
Increase in management fees payable	2,977	-
Net cash used in operating activities	(1,269,019)	-

Cash Flows from Financing Activities:
Issuance of shares	5,000,000	1,000

Net cash provided by financing activities	5,000,000	1,000

Net Increase in Cash and Cash Equivalents	3,730,981	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$3,731,981	$1,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,268	$-

See accompanying notes to condensed financial statements.

AirShares™ EU Carbon Allowances Fund
Notes to Condensed Financial Statements
For the three months ended April 30, 2009 (Unaudited)

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

On June 30, 2008, the Sponsor contributed seed capital to the Fund in the amount of $1,000. No Shares were issued in connection with the Sponsor’s initial capital contribution. As of April 30, 2009, the Sponsor’s initial contribution of seed capital has not been redeemed, but may be redeemed at any time upon the sale of the initial creation basket.

Environmental Capital Management, LLC (“ECM”), an Arizona limited liability company, serves as the Fund’s commodity trading advisor (the “CTA”), with primary responsibility for trading the Fund’s futures contracts and overseeing its foreign currency hedging activities. ECM is registered with the CFTC as a CTA, and is a member of the NFA in such capacity.

The Fund issues Shares to authorized purchasers by offering creation baskets consisting of 100,000 Shares (“Creation Baskets”) through a marketing agent. The Fund commenced trading on December 11, 2008 following acceptance of a subscription for an initial order from Citigroup Global Markets, Inc. for 200,000 Shares at $25.00 per Share ($5.0 million). The Fund issues Shares in Creation Baskets on a continuous basis, at a price equal to the Fund’s cost of purchasing assets underlying such Creation Baskets (excluding commissions costs), plus a pro-rata amount attributable to the excess of uninvested cash and accrued but unearned interest over accrued but unpaid expenses. In addition, the authorized purchasers pay the Fund a non-refundable $1,000 per Creation Basket transaction fee for each Creation Basket issued. Subsequent to the sale of the initial Creation Basket, Shares can be purchased or sold on a nationally recognized securities exchange in smaller increments. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value (“NAV”) of the Fund but rather at the market prices quoted on such exchange.

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

NOTE 2.  ACCOUNTING POLICIES

Revenue Recognition

Futures contracts and forward currency contracts are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and in the difference between the original contract amount and the market value as of the last business day of the year or as of the last date of the financial statements. Changes in unrealized gains or losses between periods and realized gains or losses on closed contracts are reflected in the statements of operations. The Fund earns interest on assets on deposit and pays interest on its margin deficit with the Fund’s futures commission merchant. The Fund also earns interest on assets on deposit with its custodian.

Foreign Currency

Open commodity futures contracts and other assets and liabilities denominated in foreign currencies are translated into U.S. dollar amounts at the date of valuation. Purchases and sales of open commodity futures contracts and other income and expense items denominated in foreign currencies are translated into U.S. dollar amounts on the respective dates of such transactions.

The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on open commodity futures contracts from fluctuations arising from changes in market prices of open commodity futures contracts.  Such fluctuations are included with the net realized gains or losses and change in unrealized gains or losses from open commodity futures contracts.

Net unrealized gain or loss on foreign currency translations arise from changes in the fair values of assets and liabilities, other than investments in open commodity futures contracts, resulting from changes in exchange rates.

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

In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48 entitled “Accounting For Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48 was required for fiscal years beginning after December 15, 2006. The Fund adopted FIN 48 upon commencement of the Fund’s operations on December 11, 2008.

Redemptions

Authorized purchasers may redeem Shares from the Fund only in blocks of 100,000 Shares (“Redemption Baskets”). The amount of the redemption proceeds for a Redemption Basket is equal to the proceeds from the liquidation of futures contracts underlying the Redemption Basket, plus a pro-rata amount attributable to the excess of uninvested cash and accrued but unearned interest over accrued but unpaid expenses. In addition, the authorized purchasers pay the Fund a non-refundable $1,000 per Redemption Basket transaction fee for each Redemption Basket redeemed.

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

Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which became effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the Fund (observable inputs) and (2) the Fund’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the SFAS 157 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of securities at April 30, 2009 using the fair value hierarchy:

At April 30, 2009	Level I	Level II	Level III	Total
Futures Contracts	$(405,838)	$-	$-	$(405,838)

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

All of the contracts currently traded by the Fund are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Fund must rely solely on the credit of its respective individual counterparties. However, in the future, if the Fund were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. The Fund also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the exchange on which the relevant contracts are traded. In addition, the Fund bears the risk of financial failure by the clearing broker.

Fair Value of Derivative Instruments

Asset Derivatives
	As of April 30, 2009			As of July 31, 2008
Derivatives not	Condensed			Condensed
Accounted for as	Statement of			Statement of
for as Hedging	Financial	Unrealized		Financial	Unrealized
Instruments under	Condition	Appreciation/		Condition	Appreciation/
Statement No. 133	Location	(Depreciation)		Location	(Depreciation)

Commodity Contracts	Assets	$(405,838	)*	Assets	$-

* Includes cumulative appreciation (depreciation) of futures contracts as reported on the Condensed Schedule of Investments.

The Effect of Derivative Instruments on the Condensed Statements of Operations
for the three months ended April 30, 2009 and 2008

			Change in		Change in
		Realized	Unrealized	Realized	Unrealized
Derivatives not	Location of	Gain or (Loss)	Appreciation or	Gain or (Loss)	Appreciation or
Accounted for as	Gain or (Loss)	on Derivatives	(Depreciation)	on Derivatives	(Depreciation)
for as Hedging	on Derivatives	Recognized	Recognized	Recognized	Recognized
Instruments under	Recognized	in Income	in Income	in Income	in Income
Statement No. 133	in Income	2009	2009	2008	2008

Commodity Contracts	Change in unrealized gains (losses) on open positions	$-	$793,838	$-	$-

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

Interest Rate Risk

The Fund is subject to interest rate risk. Substantially all funds received are invested in interest bearing instruments and, therefore, a decrease in interest rates could have a negative impact on the Fund’s NAV.

NOTE 6.  FINANCIAL HIGHLIGHTS

The following table presents per Share performance data and other supplemental financial data for the three months ended April 30, 2009 for the shareholders of the Fund. This information has been derived from information presented in the condensed financial statements.

For the three months ended April 30, 2009 (Unaudited)
Per Share Operating Performance:

Net asset value, beginning of period	$18.97
Total income	3.97
Total expenses	(0.07)
Net increase in net asset value	3.90
Net asset value, end of period	$22.87

Total Return	20.56%

Ratios to Average Net Assets
Total income	21.39%
Expenses excluding management fees*	0.80%
Management fees*	0.85%
Net income	20.99%

*Annualized

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of purchases and sales of Shares of the Fund.

NOTE 7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures to provide information about the reasons the Fund invests in derivative instruments, the accounting treatment of derivative transactions and the effect derivatives have on the Fund’s financial performance. SFAS 161 disclosures can be found in Note 5 of these Notes to Condensed Financial Statements.

In September 2008, the FASB issued Staff Position No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (the “Amendment”).  The Amendment is effective for annual and interim reporting periods ending after November 15, 2008. The Amendment requires enhanced disclosures regarding a fund’s credit derivatives holdings, including credit default swaps, credit spread options, and hybrid financial instruments containing embedded credit derivatives. The Sponsor has evaluated the Amendment and determined that it will have no impact on the Fund’s financial statements.

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

During the three months ended April 30, 2009, the total realized gain/(loss) on ECX CFI Futures Contracts and other EUA futures contracts was $0 and the change in total unrealized gain on ECX CFI Futures Contracts and other EUA futures contracts was $793,838. The Fund’s total unrealized loss on ECX CFI Futures Contracts and other EUA futures contracts as of April 30, 2009 was $405,838. The Fund’s NAV per Share increased over this period from $18.97 to $22.87, primarily due to gains from investment activities.

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

The Basket allocation is determined as follows:

●	An equal value of each of the included contracts will be purchased by the Fund upon creation of a Basket if either of the following two (2) conditions are met:
●	Each of the included annual contracts has a 60-day average daily value (“ADV”) traded that exceeds $100,000,000; or
●
At the time the order to create a Basket is received, the amount that the Fund would need to invest in each annual contract in order to equally weight the basket does not exceed 5% of that contract’s 60-day ADV.

●	If neither of the above conditions is met, the allocation will be made among the included annual contracts pro rata in accordance with their respective 60-day ADV.

If the Fund had created one Basket on April 30, 2009, the proceeds would have been allocated among the ECX CFI Futures Contracts expiring in December 2009 through 2012, pro rata in accordance with their respective 60-day ADV, which would have resulted in the following allocations:

Allocations Applicable to a Hypothetical Basket Creation on April 30, 2009

Contract Expiration Date	Allocation
December 2009	75.83%
December 2010	9.41%
December 2011	4.36%
December 2012	10.40%

The Fund intends to include contracts expiring in December of years 2013 and thereafter to the extent they are listed on the ICE Futures exchange and are actively traded according to the criteria described above, even if the EU ETS has not been extended beyond 2012.

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

Interest Income.  The Fund also earns interest on assets on deposit with the Fund’s futures commission merchant and custodian. During the three months ended April 30, 2009, the Fund earned $814 in interest income. Based on the Fund’s average daily total net assets, this is equivalent to an annualized interest rate of 0.09%.

Portfolio Expenses.  The Fund’s expenses consist of management fees, brokerage commissions and fees, certain offering costs and extraordinary fees and expenses, if any. The Fund pays the Sponsor a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the NAV of the Fund as of the last business day of such month. The management fee is paid in consideration of the Sponsor’s acting as commodity pool operator and for its management of the business and affairs of the Fund. From the management fee, the Sponsor pays the fees and expenses of the trustee of the Fund (the “Trustee”), the administrator of the Fund (the “Administrator”), the distributor of the Fund (the “Distributor”) and the Fund’s commodity trading advisor, and certain ordinary expenses of the Fund, including computer services, legal and accounting fees and expenses, and printing, mailing and duplication costs. During the three months ended April 30, 2009, the Fund paid the Sponsor a management fee of $7,698.

The Fund also pays to NewEdge USA, LLC (“NewEdge”), which serves as the Fund’s futures commission merchant, all brokerage commissions, including applicable exchange fees, interest on its margin deficit, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. During the three months ended April 30, 2009, the Fund paid $0 to NewEdge in brokerage fees and expenses and $7,268 to NewEdge in interest on its margin deficit.

Expenses incurred in connection with organizing the Fund and the initial offering of the Shares were paid by the Sponsor. Expenses incurred in connection with the continuous offering of Shares after the commencement of the Fund’s trading operations will be paid by the Fund.

The Fund also pays all of its extraordinary fees and expenses, if any, as determined by the Sponsor. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses shall also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. During the three months ended April 30, 2009, the Fund did not incur any extraordinary fees and expenses.

EUA Market. During the three months ended April 30, 2009, the EUA market was impacted by several factors. Most significantly, signs of a slowdown in the deterioration of the global economy increased the prospect for a recovery in economic activity in late 2009 or 2010 for EU member companies, implying greater carbon emissions going forward.  This led to a reversal of a six month downtrend in prices in the EUA market. Further, prices were positively impacted by an increase in the price of crude oil versus that of higher-polluting coal.

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

Liquidity and Capital Resources

As of April 30, 2009, the Fund’s total net assets consisted of EUA futures contracts and short-term securities and cash, a portion of which is used as margin for the Fund’s trading in commodities. The Fund is required to post margin in order to establish a futures position as well as to maintain such a position once it is established. The percentage of the Fund’s NAV that is represented by the assets posted as margin may vary from period to period as the market value of the underlying EUA futures contracts changes. If the market value of the contracts decreases, the percentage of the Fund’s net assets posted as margin will increase, both because the reduction in market value will reduce the NAV of the Fund and because the margin requirement applicable will increase by the same amount. The balance of the Fund’s net assets is held in the Fund’s commodity trading account or in a custodial account at Brown Brothers Harriman & Co. During the three months ended April 30, 2009, the Fund earned $504 in interest income on its short-term securities.

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

In addition, changes in the value of the Fund’s euro-dominated investments, such as its ECX CFI Futures Contracts, during a particular month are not hedged. Thus, the Fund is subject to foreign exchange risk on such changes in value. During the three months ended April 30, 2009, foreign currency translations resulted in a realized gain of $0 to the Fund and an unrealized loss of $213 to the Fund and did not materially affect the Fund’s NAV. While hedging may provide protection against an adverse movement in currency exchange rates, it can also preclude the Fund from benefiting from a favorable movement in such exchange rates. In addition, prospective investors whose assets and liabilities are predominately denominated in other currencies should take into account the potential risk of loss arising from fluctuations in value between the U.S. dollar and such other currencies.

Interest Rate Risk

The Fund is subject to interest rate risk.  Substantially all funds received are invested in interest bearing instruments and, therefore, a decrease in interest rates could have a negative impact on the Fund’s NAV.

Off-balance Sheet Arrangements and Contractual Obligations

During the three months ended April 30, 2009, the Fund did not utilize, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements. The Fund has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s future exposure under such indemnification provisions cannot be estimated, these general business indemnifications did not have a material impact on the Fund’s financial position during the three months ended April 30, 2009.

The Fund’s contractual obligations are to the Sponsor and the Fund’s commodity brokers. Management fee payments made to the Sponsor are calculated as a fixed percentage of the Fund’s NAV. Commission payments to commodity brokers are on a contract-by-contract, or round-turn, basis. As such, the Sponsor cannot anticipate the amount of payments that will be required under these arrangements for future periods, as net asset values and trading levels required to meet the Fund’s investment objectives will not be known until a future date. These agreements are effective for one year terms and renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

The Fund is subject to interest rate risk.  Substantially all funds received are invested in interest bearing instruments and, therefore, a decrease in interest rates could have a negative impact on the Fund’s NAV.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month the Fund publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is filed with the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on the Fund’s website at www.xsharesadvisors.com/airshares.

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

Date: June 15, 2009

By:	/s/ David W. Jaffin
David W. Jaffin
Chief Financial Officer

Date: June 15, 2009